Form 10-Q
period 1998-06-30
NVR FINANCIAL SERVICES INC
filed 1998-08-12
CIK 906169

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

     (Mark One)
 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
     For the quarterly period ended June 30, 1998

                                      OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ____ to ____

                      Commission file number 333-44515-01

                         NVR Financial Services, Inc.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

         Pennsylvania                                    25-1513427
         ------------                                    ----------
(State or other jurisdiction of                 (IRS employer identification
incorporation or organization)                  number)

                       7601 Lewinsville Road, Suite 300
                            McLean, Virginia 22102
                                (703) 761-2000
--------------------------------------------------------------------------------
         (Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

                                  (Not Applicable)
--------------------------------------------------------------------------------
   (Former name, former address, and former fiscal year if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X        No
                                       ------       ------

As of August 13, 1998 there were 1,000 total shares of common stock outstanding.


         APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                        DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.  Yes  X     No
                          ------    ------

                         NVR FINANCIAL SERVICES, INC.
                                   FORM 10-Q
                                     INDEX
================================================================================

                                                                    Page
                                                                    ----
PART I    FINANCIAL INFORMATION
------
Item 1.   Consolidated Balance Sheets at June 30, 1998 (unaudited)
          and December 31, 1997....................................  3
          Consolidated Statements of Income for the
          Three Months Ended June 30, 1998 (unaudited)
          and June 30, 1997 (unaudited) and the
          Six Months Ended June 30, 1998 (unaudited)
          and June 30, 1997 (unaudited)............................  4
          Consolidated Statements of Cash Flows for the Six
          Months Ended June 30, 1998 (unaudited) and
          June 30, 1997 (unaudited)................................  5
          Notes to Consolidated Financial Statements...............  6


Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations......................  8


PART II   OTHER INFORMATION
-------

Item 6.   Exhibits and Reports on Form 8-K......................... 10

          Exhibit Index............................................ 11

          Signature................................................ 12

                                    PART I
                                    ------
ITEM 1.
-------

                         NVR FINANCIAL SERVICES, INC.
                          Consolidated Balance Sheets
                   (dollars in thousands, except share data)

                                                        JUNE 30,    DECEMBER 31,
                                                          1998          1997
                                                       -----------  ------------
                                                       (unaudited)
   ASSETS

     MORTGAGE BANKING:
       Cash and cash equivalents                         $ 12,096       $  4,041
       Receivables                                          4,504          3,308
       Mortgage loans held for sale, net                  181,740        115,744
       Property and equipment, net                            461            637
       Real estate acquired through foreclosure               652            504
       Mortgage servicing rights, net                       3,234          2,220
       Reorganization value in excess of amount
         allocable to identifiable assets, net             11,155         11,700
       Other assets                                           946            559
                                                         --------       --------
                                                          214,788        138,713

     LIMITED-PURPOSE FINANCING SUBSIDIARIES:
       Mortgage-backed securities, net                     17,226         20,010
       Funds held by trustee                                1,598            245
       Receivables                                            619            799
       Other assets                                           215            231
                                                         --------       --------
                                                           19,658         21,285
                                                         --------       --------
         TOTAL ASSETS                                    $234,446       $159,998
                                                         ========       ========

   LIABILITIES AND SHAREHOLDER'S EQUITY

     MORTGAGE BANKING:
       Accounts payable                                  $ 11,345       $  5,380
       Accrued expenses and other liabilities               3,823          3,824
       Due to affiliates                                    1,557            116
       Notes payable                                      174,583        108,393
                                                         --------       --------
                                                          191,308        117,713
     LIMITED-PURPOSE FINANCING SUBSIDIARIES:
       Accrued expenses and other liabilities                 869            681
       Bonds payable, net                                  18,779         20,595
                                                         --------       --------
                                                           19,648         21,276
                                                         --------       --------
         TOTAL LIABILITIES                                210,956        138,989

     COMMITMENTS AND CONTINGENCIES

     SHAREHOLDER'S EQUITY:
       Common stock, $1 par value, 1,000
         shares authorized; 100 shares issued
         and outstanding                                        -              -
       Additional paid-in capital                          20,382         20,382
       Retained earnings                                    3,108            627
                                                         --------       --------
         Total shareholder's equity                        23,490         21,009
                                                         --------       --------

         TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY      $234,446       $159,998
                                                         ========       ========

                See notes to consolidated financial statements.

                          NVR FINANCIAL SERVICES, INC.
                       Consolidated Statements of Income
                             (dollars in thousands)
                                  (unaudited)

                                            THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                           -----------------------------  ---------------------------
                                                1998           1997           1998           1997
                                           --------------  -------------  -------------  ------------
 MORTGAGE BANKING:
   Interest income                               $ 2,300         $1,280        $ 4,155       $ 2,363
   Gain on sales of mortgage loans                 7,679          3,415         13,380         6,507
   Servicing fees                                    471            511            663         1,226
   Gain on sale of servicing                         244          1,143            244         1,143
   Title fees                                      2,290          1,629          4,084         2,944
   Other, net                                        124            107            348           157
                                                 -------         ------        -------       -------
    Total revenues                                13,108          8,085         22,874        14,340

   Interest expense-external                       1,634            869          3,125         1,259
   Interest expense-affiliates                       291             84            387           412
   General and administrative                      6,603          5,621         12,109        10,493
   Amortization of mortgage
    servicing rights                                  78            116            155           273
   Amortization of reorganization value
    in excess of amounts allocable to
    identifiable assets                              272            272            544           544
                                                 -------         ------        -------       -------

    Total expenses                                 8,878          6,962         16,320        12,981
                                                 -------         ------        -------       -------
     Operating income                              4,230          1,123          6,554         1,359

LIMITED-PURPOSE FINANCING SUBSIDIARIES:
   Interest income                                   370            574            779         1,170
   Interest expense                                 (366)          (625)          (765)       (1,170)
   Other, net                                         (6)            52            (18)            4
                                                 -------         ------        -------       -------
     Operating income                                 (2)             1             (4)            4

 TOTAL OPERATING INCOME                            4,228          1,124          6,550         1,363

   Income tax expense                             (1,981)          (618)        (3,069)         (752)
                                                 -------         ------        -------       -------

 NET INCOME                                      $ 2,247         $  506        $ 3,481       $   611
                                                 =======         ======        =======       =======

                See notes to consolidated financial statements.

                         NVR FINANCIAL SERVICES, INC.
                     Consolidated Statements of Cash Flows
                            (dollars in thousands)
                                  (unaudited)

                                                       SIX MONTHS      SIX MONTHS
                                                         ENDED           ENDED
                                                     JUNE 30, 1998   JUNE 30, 1997
                                                     --------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                            $     3,481       $     611
 Adjustments to reconcile net income to net cash
  used in operating activities:
 Accretion of net discount on
  mortgage-backed securities                                   (32)            (70)
 Amortization                                                  748           1,015
 Gain on sales of loans                                    (13,380)         (6,507)
 Mortgage loans closed                                  (1,237,123)       (646,951)
 Proceeds from sales of mortgage loans                   1,172,047         618,062
 Gain on sales of mortgage
   servicing rights                                           (244)         (1,143)
 Other, net                                                  6,630           1,243
                                                       -----------       ---------
 Net cash used in operating activities                     (67,873)        (33,740)
                                                       -----------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Increase in funds held by trustee                          (1,353)           (347)
 Principal payments on mortgage-
  backed securities                                          2,981           1,896
 Proceeds from sales of mortgage-
  backed securities                                            474          14,419
 Purchases of office facilities and equipment                 (213)            (50)
 Proceeds from sales of mortgage
  servicing rights                                           8,570           9,184
 Other, net                                                    680             621
                                                       -----------       ---------
 Net cash provided by investing activities                  11,139          25,723
                                                       -----------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Increase  in notes payable                                 66,190          31,560
 Redemption of bonds                                        (1,842)        (15,416)
 Return of capital/dividend to parent                       (1,000)         (7,029)
 Change in due to affiliates                                 1,441             204
                                                       -----------       ---------

 Net cash provided by
   financing activities                                     64,789           9,319
                                                       -----------       ---------

Net increase in cash                                         8,055           1,302
Cash, beginning of period                                    4,041           3,247
                                                       -----------       ---------

Cash, end of period                                    $    12,096       $   4,549
                                                       ===========       =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid during the period                        $     3,947       $   2,628
                                                       ===========       =========
Taxes paid during the period, net of refunds           $     2,550       $   1,189
                                                       ===========       =========


                See notes to consolidated financial statements.

                         NVR FINANCIAL SERVICES, INC.
                  Notes to Consolidated Financial Statements
                            (dollars in thousands)

1.   BASIS OF PRESENTATION

     The accompanying unaudited, consolidated financial statements include the accounts of NVR Financial Services, Inc. ("NVRFS" or the "Company") and its subsidiaries. NVRFS is a wholly owned subsidiary of NVR, Inc. ("NVR"). NVRFS, through its subsidiaries, conducts all of NVR's mortgage banking operations.
The statements are provided pursuant to NVRFS' status as a guarantor of NVR's 11% Senior Notes due 2003 (the "Senior Notes"). Intercompany accounts and transactions have been eliminated in consolidation. The statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

2.   ADOPTION OF NEW ACCOUNTING PRINCIPLES

     During the quarter ended March 31, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. For the three and six month periods ended June 30, 1998 and 1997, comprehensive income equaled net income; therefore, a separate statement of comprehensive income is not included in the accompanying financial statements.

     The Company will also implement SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information in 1998. SFAS No. 131 establishes standards for the way that public enterprises report information about operating segments in annual and interim financial statements. Because SFAS No. 131 has a disclosure-only effect on the notes to the Company's financial statements, adoption of SFAS No. 131 has no impact on the Company's results of operations or financial condition. In the year of adoption, the disclosure requirements of SFAS No. 131 need not be applied to interim financial statements. The Company will implement SFAS No. 131 in its full year 1998 financial statements.

3.   SHAREHOLDER'S EQUITY

     A summary of changes in shareholder's equity is presented below:

                                        ADDITIONAL
                             COMMON      PAID-IN       RETAINED      TOTAL
                             STOCK       CAPITAL       EARNINGS      EQUITY
                             ------     ---------      --------      -------
BALANCE, DECEMBER 31, 1997    $   -       $20,382       $   627      $21,009

 Dividend                         -             -        (1,000)      (1,000)
 Net income                       -             -         3,481        3,481
                              -----       -------       -------      -------
BALANCE, JUNE 30, 1998        $   -       $20,382       $ 3,108      $23,490
                              =====       =======       =======      =======

                         NVR FINANCIAL SERVICES, INC.
                  Notes to Consolidated Financial Statements
                            (dollars in thousands)

4.   DEBT

     On July 10, 1998, NVR Mortgage Finance, Inc., a subsidiary of NVRFS, amended its mortgage warehouse facility to increase the available borrowing limit to $175,000, of which $150,000 is committed, and to ease certain restrictive covenants. The other terms and conditions are substantially the same as those in effect at December 31, 1997.

ITEM 2.
-------
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            (dollars in thousands, except per share and share data)

     NVR Financial Services, Inc. ("NVRFS" or the "Company") is a wholly owned subsidiary of NVR, Inc. ("NVR"). NVRFS, through its subsidiaries, conducts all of NVR's mortgage banking operations.


FORWARD-LOOKING STATEMENTS

     Some of the statements in this Form 10-Q, as well as statements made by the Company in periodic press releases, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology, such as "believes," "expects," "may," "will," "should," or "anticipates" or the negative thereof or other variations thereof or comparable terminology, or by discussion of strategies, each of which involves risks and uncertainties. All statements other than of historical facts included herein, including those regarding market trends, the Company's financial position, business strategy, projected plans and objectives of management for future operations, are forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results or performance of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Such risk factors include, but are not limited to, general economic and business conditions, interest rate changes, competition, the availability and cost of land and other raw materials used by NVR, Inc. in its homebuilding operations, shortages of labor, weather related slow downs, building moratoria, governmental regulation, the ability of the Company to integrate any acquired business, technological problems encountered with year 2000 issues, certain conditions in financial markets and other factors over which the Company has little or no control.


THREE MONTHS ENDED JUNE 30, 1998 AND 1997

     NVRFS generated operating income of $4,228 for the three months ended June 30, 1998 compared to operating income of $1,124 during the same period in 1997. Loan closings were $658,789 and $349,253 during the respective quarters ended June 30, 1998 and 1997, representing an increase of 89%.

     Mortgage banking fees had a net increase of $3,986, representing a 60% increase when comparing the respective quarters of June 30, 1998 and 1997. This increase can be attributed to the higher gain on sale of loans resulting from the higher volume of loan closings, partially offset by the lower gain on sale of mortgage servicing rights. The 1997 period was favorably impacted by a one-time gain from the sale of the Company's core mortgage servicing portfolio. Increases in the current period for both interest expense and general and administrative costs are also attributable to the higher loan closing volume experienced in the current quarter as compared to the prior year quarter.

     A summary of mortgage banking fees is noted below:

MORTGAGE BANKING FEES:                      1998     1997
                                           -------  ------
       Net gain on sale of loans           $ 7,679  $3,415
       Servicing                               471     511
       Title services                        2,290   1,629
       Gain on sale of servicing rights        244   1,143
                                           -------  ------
                                           $10,684  $6,698
                                           =======  ======

SIX MONTHS ENDED JUNE 30, 1998 AND 1997

     NVRFS generated operating income of $6,550 for the six months ended
June 30, 1998 compared to operating income of $1,363 during the same period in 1997. Loan closings were $1,237,123 and $646,951 during the respective first halves of 1998 and 1997, representing an increase of 91%.

     Mortgage banking fees had a net increase of $6,551 representing a 55% increase when comparing the respective first halves of 1998 and 1997. This increase can be attributed to the higher gain on sale of loans resulting from the higher volume of loan closings, partially offset by the lower servicing fee income resulting from the decrease in the servicing portfolio and the lower gain on sale of mortgage servicing rights. The 1997 period was favorably impacted by a one-time gain from the sale of the Company's core mortgage servicing portfolio. Increases in the current period for both interest expense and general and administrative costs are also attributable to the higher loan closing volume experienced in the current quarter as compared to the prior year quarter.

     A summary of mortgage banking fees is noted below:

MORTGAGE BANKING FEES:                      1998     1997
                                           -------  -------

       Net gain on sale of loans           $13,380  $ 6,507
       Servicing                               663    1,226
       Title services                        4,084    2,944
       Gain on sale of servicing rights        244    1,143
                                           -------  -------
                                           $18,371  $11,820
                                           =======  =======

YEAR 2000 ISSUE

     The Year 2000 Issue is the risk that computer programs using two-digit date fields will fail to properly recognize the year 2000, with the result being business interruptions due to computer system failures by the Company's software or hardware or that of government entities, service providers and vendors. In response to the Year 2000 Issue, the Company has completed its initial review to assess the Company's exposure to Year 2000 Issues, and has developed a detailed plan to remediate areas of exposure. Implementation of the remediation plan has commenced, and the Company expects that remediation will be completed prior to January 1, 2000. Based on the Company's continuing assessment, Management does not believe that the Company's exposure to Year 2000 Issues will have a material effect on its financial position or results of operations.


LIQUIDITY AND CAPITAL RESOURCES

     NVRFS provides for its mortgage origination and other operating activities using cash generated from operations as well as various short-term credit facilities. On July 10, 1998, NVR Mortgage Finance,

Inc., a subsidiary of NVRFS, amended its mortgage warehouse facility to increase the available borrowing limit to $175,000, of which $150,000 is committed, and to ease certain restrictive covenants. The other terms and conditions are substantially the same as those in effect at December 31, 1997. The Company believes that internally generated cash and borrowings available under credit facilities will be sufficient to satisfy near and long term cash requirements for working capital in its mortgage banking operations.



                                    PART II
                                    -------

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K
-------

            A. The Company did not file any reports on Form 8-K during the quarter ended June 30, 1998.

            B.   Financial Data Schedule

                                 EXHIBIT INDEX

EXHIBIT
NUMBER      DESCRIPTION                                         PAGE
-------     --------------------------------                    ----

27          Financial Data Schedule                             13

                                   SIGNATURE



  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



August 13, 1998                         NVR Financial Services, Inc.



                                        By: /s/  Peter J. Fitzsimmons
                                            -------------------------
                                            Peter J. Fitzsimmons
                                            Vice President, Chief Financial
                                            Officer and Treasurer